Form 10-K
period 2006-12-31
First Horizon Asset Sec HELOC Notes Ser 2006-HE2
filed 2007-04-02
CIK 1380871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-132046-18

FIRST HORIZON ABS TRUST 2006-HE2
(Exact name of issuing entity as specified in its charter)

FIRST HORIZON ASSET SECURITIES INC.
(Exact name of depositor as specified in its charter)

FIRST TENNESSEE BANK NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)

Delaware	75-2808384
(State of Organization)	(I.R.S. Employer Identification No.)

4000 Horizon Way
Irving, TX	75063
(Address of principal executive offices)	(Zip Code)

Depositor’s telephone number, including area code: (214) 441-4000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which each class
to be so registered	is to be registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .                                        ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐               Accelerated filer ☐              Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this Registrant.

Documents incorporated by Reference.

None.

ii

TABLE OF CONTENTS

PART I
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information)
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
Item 1117 of Regulation AB. Legal Proceedings
PART II
Item 9B. Other Information
PART III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB. Servicer Compliance Statement
PART IV
Item 15. Exhibits, Financial Statement Schedules

4.1 -  Indenture, dated as of November 1, 2006, by and between First Horizon ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

31.1 - Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification)
33.1 - Report on Assessment of Compliance with Servicing Criteria (FTBNA)
33.2 - Report on Assessment of Compliance with Servicing Criteria (BNY)
34.1 - Report of Independent Registered Public Accounting Firm (KPMG for FTBNA)
34.2 - Report of Independent Registered Public Accounting Firm (E&Y for BNY) 35.1 - Servicer Compliance Statement of FTBNA

99.1 - Sale and Servicing Agreement dated November 1, 2006, by and among FHASI, as depositor, FTBNA, as seller, master servicer and custodian, First Horizon ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 99.1 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.2 - Mortgage Loan Purchase Agreement dated as of November 21, 2006, by and between FHHLC, as seller, and FHASI, as purchaser (incorporated by reference to Exhibit 99.2 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.3 - Amended and Restated Trust Agreement, dated November 21, 2006, by and between Wilmington Trust Company, as owner trustee, and FHASI, as depositor (incorporated by reference to Exhibit 99.3 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.4 - Administration Agreement, dated November 1, 2006, by and among First Horizon ABS Trust 2006-HE2, as issuer, FTBNA and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 99.4 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.5 - Financial Guaranty Insurance Policy, effective November 21, 2006, issued by Financial Security Assurance Inc. (incorporated by reference to Exhibit 99.5 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)
99.6 - Schedule of Year-to-Date Principal and Interest Distributions to Noteholders

iii

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business

Item 1A. Risk Factors

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 1B. Unresolved Staff Comments

Not Applicable

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

First Horizon Asset Securities Inc. (“FHASI”), which acts as the depositor for the issuing entity, is an indirect wholly-owned subsidiary of First Tennessee Bank National Association (“FTBNA”), which acts as the sponsor, master servicer and custodian for the issuing entity.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FTBNA and The Bank of New York, as trustee (each, a “ Servicing Participant”), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “ Report on Assessment”) during the issuing entity’s fiscal year ended December 31, 2006, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statement.

FTBNA has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the issuing entity. FTBNA has provided a Compliance Statement, signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1) Not Applicable.

(2) Not Applicable.

(3) See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT DESCRIPTION
4.1
Indenture, dated as of November 1, 2006, by and between First Horizon ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of FTBNA for the year ended December 31, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of FTBNA for the year ended December 31, 2006.

34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

35.1	Servicer Compliance Statement of FTBNA for the year ended December 31, 2006.

99.1
Sale and Servicing Agreement dated November 1, 2006, by and among FHASI, as depositor, FTBNA, as seller, master servicer and custodian, First Horizon ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 99.1 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.2
Mortgage Loan Purchase Agreement dated as of November 21, 2006, by and between FHHLC, as seller, and FHASI, as purchaser (incorporated by reference to Exhibit 99.2 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.3
Amended and Restated Trust Agreement, dated November 21, 2006, by and between Wilmington Trust Company, as owner trustee, and FHASI, as depositor (incorporated by reference to Exhibit 99.3 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.4
Administration Agreement, dated November 1, 2006, by and among First Horizon ABS Trust 2006-HE2, as issuer, FTBNA and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 99.4 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.5
Financial Guaranty Insurance Policy, effective November 21, 2006, issued by Financial Security Assurance Inc. (incorporated by reference to Exhibit 99.5 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.6	Schedule of Year-to-Date Principal and Interest Distributions to Noteholders.

(c)	Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Horizon ABS Trust 2006-HE2 (Issuing Entity)

Dated: March 26, 2007	By: First Tennessee Bank National Association, as Master Servicer

	By:	/s/ Terry B. Renoux
Terry B. Renoux President, Consumer Finance (Senior Officer of the Master Servicer in charge of Servicing)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
4.1
Indenture, dated as of November 1, 2006, by and between First Horizon ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.1 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of FTBNA for the year ended December 31, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

34.1	Report of Independent Registered Public Accounting Firm concerning servicing activities of FTBNA for the year ended December 31, 2006.

34.2	Report of Independent Registered Public Accounting Firm concerning servicing activities of The Bank of New York for the year ended December 31, 2006.

35.1	Servicer Compliance Statement of FTBNA for the year ended December 31, 2006.

99.1.
Sale and Servicing Agreement dated November 1, 2006, by and among FHASI, as depositor, FTBNA, as seller, master servicer and custodian, First Horizon ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 99.1 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.2
Mortgage Loan Purchase Agreement dated as of November 21, 2006, by and between FHHLC, as seller, and FHASI, as purchaser (incorporated by reference to Exhibit 99.2 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.3
Amended and Restated Trust Agreement, dated November 21, 2006, by and between Wilmington Trust Company, as owner trustee, and FHASI, as depositor (incorporated by reference to Exhibit 99.3 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.4
Administration Agreement, dated November 1, 2006, by and among First Horizon ABS Trust 2006-HE2, as issuer, FTBNA and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 99.4 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.5
Financial Guaranty Insurance Policy, effective November 21, 2006, issued by Financial Security Assurance Inc. (incorporated by reference to Exhibit 99.5 of the issuing entity’s Current Report on Form 8-K filed on December 1, 2006)

99.6	Schedule of Year-to-Date Principal and Interest Distributions to Noteholders