Form 10-K/A
period 2006-12-25
First Horizon Asset Sec HELOC Notes Ser 2006-HE2
filed 2007-08-03
CIK 1380871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934

 	For the fiscal year ended December 31, 2006

or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934

 	For the transition period from                      to

Commission file number 333-132046- 18

FIRST HORIZON ABS TRUST 2006-HE2
(Exact name of issuing entity as specified in its charter)

FIRST HORIZON ASSET SECURITIES INC.
(Exact name of depositor as specified in its charter)

FIRST TENNESSEE BANK NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)

Delaware	 	75-2808384
(State of Organization)	 	(I.R.S. Employer Identification No.)

4000 Horizon Way
Irving, TX	 	75063
(Address of principal executive offices)	 	(Zip Code)

Depositor's telephone number, including area code: (214)  441 4000

Securities registered pursuant to Section 12(b) of the Act:

 	 	Name of each exchange
Title of each class	 	on which each class
to be so registered	 	is to be registered
None	 	Not Applicable










Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes        No X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or   Section 15(d)   of the Act.
Yes        No X

Indicate by check mark whether the registrant: (1) has filed all reports
required to be filed by Section 13 or   15(d)   of the Securities Exchange Act
of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this   Form 10-K   .                                         X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the
Act).
Large accelerated filer                 Accelerated filer
Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act). Yes        No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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


 	4.1 -   Indenture, dated as of November 1, 2006, by and between First Horizon
	ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture trustee
	(incorporated by reference to Exhibit 4.1 of the issuing entity's Current
	Report on Form 8-K filed on December 1, 2006)
 	31.1 - Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification)
 	33.1 - Report on Assessment of Compliance with Servicing Criteria (FTBNA)
 	33.2 - Report on Assessment of Compliance with Servicing Criteria (BNY)
 	34.1 - Report of Independent Registered Public Accounting Firm (KPMG for
	FTBNA)
 	34.2 - Report of Independent Registered Public Accounting Firm (E&Y for BNY)
35.1 - Servicer Compliance Statement of FTBNA
 	99.1 - Sale and Servicing Agreement dated November 1, 2006, by and among
	FHASI, as depositor, FTBNA, as seller, master servicer and custodian, First
	Horizon ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture
	trustee (incorporated by reference to Exhibit 99.1 of the issuing entity's
	Current Report on Form 8-K filed on December 1, 2006)
 	99.2 - Mortgage Loan Purchase Agreement dated as of November 21, 2006, by
	and between FHHLC, as seller, and FHASI, as purchaser (incorporated by
	reference to Exhibit 99.2 of the issuing entity's Current Report on Form 8-K
	filed on December 1, 2006)
 	99.3 - Amended and Restated Trust Agreement, dated November 21, 2006, by and
	between Wilmington Trust Company, as owner trustee, and FHASI, as depositor
	(incorporated by reference to Exhibit 99.3 of the issuing entity's Current
	Report on Form 8-K filed on December 1, 2006)
 	99.4 - Administration Agreement, dated November 1, 2006, by and among First
	Horizon ABS Trust 2006-HE2, as issuer, FTBNA and The Bank of New York, as
	indenture trustee (incorporated by reference to Exhibit 99.4 of the issuing
	entity's Current Report on Form 8-K filed on December 1, 2006)
 	99.5 - Financial Guaranty Insurance Policy, effective November 21, 2006,
	issued by Financial Security Assurance Inc. (incorporated by reference to
	Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed on
	December 1, 2006)
99.6 - Schedule of Year-to-Date Principal and Interest Distributions to
Noteholders
99.7 - Copy of the audited consolidated financial statements of Financial
Security Assurance Inc. and its subsidiaries (incorporated by reference to
Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security
Holdings LTD (File No. 001-12644) with the SEC on April 2, 2007.





iii




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

Substitute information provided in accordance with General Instruction J to Form 10-K:


 Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

The audited consolidated financial statements of Financial Security Assurance Inc. and its subsidiaries ("FSA") are incorporated herein by reference from
Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security Assurance Holdings Ltd. (File No. 001-12644) with the SEC on April 2, 2007..

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

 Item 1117 of Regulation AB. Legal Proceedings.

Not Applicable.



  PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

First Horizon Asset Securities Inc. ("FHASI"), which acts as the depositor for the issuing entity, is an indirect wholly-owned subsidiary of First Tennessee Bank National Association ("FTBNA"), which acts as the sponsor, master servicer and custodian for the issuing entity.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of FTBNA and The Bank of New York, as trustee (each, a " Servicing Participant "), has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a " Report on Assessment ") during the issuing entity's fiscal year ended December 31, 2006, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an " Attestation Report ") by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.


Item 1123 of Regulation AB. Servicer Compliance Statement.

FTBNA has been identified by the registrant as a servicer during the reporting period with respect to the pool assets held by the issuing entity. FTBNA has provided a Compliance Statement, signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.




 PART IV

 Item 15. Exhibits, Financial Statement Schedules.

 	(a)	 	List of Documents Filed as Part of this Report

 	(1)	 	Not Applicable.

 	(2)	 	Not Applicable.

 	(3)	 	See Item 15 (b), below.

  	(b)	 	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT DESCRIPTION
4.1	 	Indenture, dated as of November 1, 2006, by and between First
		Horizon ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture
		trustee (incorporated by reference to Exhibit 4.1 of the issuing entity's
		Current Report on Form 8-K filed on December 1, 2006)

31.1	 	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	 	Report on Assessment of Compliance with Servicing Criteria concerning
		servicing activities of FTBNA for the year ended December 31, 2006.

33.2	 	Report on Assessment of Compliance with Servicing Criteria concerning
		servicing activities of The Bank of New York for the year ended December 31,
		2006.

34.1	 	Report of Independent Registered Public Accounting Firm concerning
		servicing activities of FTBNA for the year ended December 31, 2006.

34.2	 	Report of Independent Registered Public Accounting Firm concerning
		servicing activities of The Bank of New York for the year ended December
		31, 2006.

35.1	 	Servicer Compliance Statement of FTBNA for the year ended December 31,
		2006.

99.1	 	Sale and Servicing Agreement dated November 1, 2006, by and among FHASI,
		as depositor, FTBNA, as seller, master servicer and custodian, First Horizon
		ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture trustee
		(incorporated by reference to Exhibit 99.1 of the issuing entity's Current
		Report on Form 8-K filed on December 1, 2006)

99.2	 	Mortgage Loan Purchase Agreement dated as of November 21, 2006, by and
		between FHHLC, as seller, and FHASI, as purchaser (incorporated by reference
		to Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed on
		December 1, 2006)

99.3	 	Amended and Restated Trust Agreement, dated November 21, 2006, by and
		between Wilmington Trust Company, as owner trustee, and FHASI, as depositor
		(incorporated by reference to Exhibit 99.3 of the issuing entity's Current
		Report on Form 8-K filed on December 1, 2006)

99.4	 	Administration Agreement, dated November 1, 2006, by and among First
		Horizon ABS Trust 2006-HE2, as issuer, FTBNA and The Bank of New York, as
		indenture trustee (incorporated by reference to Exhibit 99.4 of the issuing
		entity's Current Report on Form 8-K filed on December 1, 2006)

99.5	 	Financial Guaranty Insurance Policy, effective November 21, 2006, issued
		by Financial Security Assurance Inc. (incorporated by reference to Exhibit
		99.5 of the issuing entity's Current Report on Form 8-K filed on December 1,
		2006)

99.6	 	Schedule of Year-to-Date Principal and Interest Distributions to
		Noteholders.

99.7		Copy of the audited consolidated financial statements of Financial
		Security Assurance Inc. and its subsidiaries (incorporated by reference to
		Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security
		Holdings LTD (File No. 001-12644) with the SEC on April 2, 2007.

(c)	Omitted.




SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 	First Horizon ABS Trust 2006-HE2 (Issuing Entity)

Dated:  August 2, 2007
By: First Tennessee Bank National Association, as Master Servicer




  	By:  	/s/ Terry B. Renoux

Terry B. Renoux
President, Consumer Finance
(Senior Officer of the Master Servicer in charge of Servicing)





EXHIBIT INDEX

EXHIBIT	 	DESCRIPTION
4.1	 	Indenture, dated as of November 1, 2006, by and between First Horizon
		ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture trustee
		(incorporated by reference to Exhibit 4.1 of the issuing entity's Current
		Report on Form 8-K filed on December 1, 2006)

31.1	 	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

33.1	 	Report on Assessment of Compliance with Servicing Criteria concerning
		servicing activities of FTBNA for the year ended December 31, 2006.

33.2	 	Report on Assessment of Compliance with Servicing Criteria concerning
		servicing activities of The Bank of New York for the year ended December
		31, 2006.

34.1	 	Report of Independent Registered Public Accounting Firm concerning
		servicing activities of FTBNA for the year ended December 31, 2006.

34.2	 	Report of Independent Registered Public Accounting Firm concerning
		servicing activities of The Bank of New York for   the year ended December
		31, 2006.

35.1	 	Servicer Compliance Statement of FTBNA for the year ended December 31,
		2006.

99.1.	 	Sale and Servicing Agreement dated November 1, 2006, by and among
		FHASI, as depositor, FTBNA, as seller, master servicer and custodian, First
		Horizon ABS Trust 2006-HE2, as issuer, and The Bank of New York, as indenture
		trustee (incorporated by reference to Exhibit 99.1 of the issuing entity's
		Current Report on Form 8-K filed on December 1, 2006)

99.2	 	Mortgage Loan Purchase Agreement dated as of November 21, 2006, by and
		between FHHLC, as seller, and FHASI, as purchaser (incorporated by reference
		to Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed on
		December 1, 2006)

99.3	 	Amended and Restated Trust Agreement, dated November 21, 2006, by and
		between Wilmington Trust Company, as owner trustee, and FHASI, as depositor
		(incorporated by reference to Exhibit 99.3 of the issuing entity's Current
		Report on Form 8-K filed on December 1, 2006)

99.4	 	Administration Agreement, dated November 1, 2006, by and among First
		Horizon ABS Trust 2006-HE2, as issuer,   FTBNA and The Bank of New York, as
		indenture trustee (incorporated by reference to Exhibit 99.4 of the issuing
		entity's Current Report on Form 8-K filed on December 1, 2006)

99.5	 	Financial Guaranty Insurance Policy, effective November 21, 2006, issued
		by Financial Security Assurance Inc. (incorporated by reference to Exhibit
		99.5 of the issuing entity's Current Report on Form 8-K filed on December
		1, 2006)

99.6	 	Schedule of Year-to-Date Principal and Interest Distributions to
		Noteholders

99.7		Copy of the audited consolidated financial statements of Financial
		Security Assurance Inc. and its subsidiaries (incorporated by reference to
		Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security
		Holdings LTD (File No. 001-12644) with the SEC on April 2, 2007.



Exhibit 31.1

Certification

I, Terry Renoux, in my capacity as President, Consumer Finance of First Tennessee Bank National Association (the master servicer) do hereby certify that:

1.	I have reviewed this report on Form 10-K and all reports on Form 10-D
	required to be filed in respect of the period covered by this report on Form
	10-K of First Horizon ABS Trust 2006-HE2 (the Exchange Act periodic reports);

2.	Based on my knowledge, the Exchange Act periodic reports, taken as a whole,
	do not contain any untrue statement of a material fact or omit to state a
	material fact necessary to make the statements made, in light of the
	circumstances under which such statements were made, not misleading with
	respect to the period covered by this report;

3.	Based on my knowledge, all of the distribution, servicing and other
	information required to be provided under Form 10-D for the period covered by
	this report is included in the Exchange Act periodic reports;

4.	I am responsible for reviewing the activities performed by the servicers
	and based on my knowledge and the compliance reviews conducted in preparing
	the servicer compliance statements required in this report under Item 1123
	of Regulation AB, and except as disclosed in the Exchange Act periodic
	reports, the servicers have fulfilled their obligations under the servicing
	agreements in all material respects; and

5.	All of the reports on assessment of compliance with servicing criteria for
	asset-backed securities and their related attestation reports on assessment of
	compliance with servicing criteria for asset-backed securities required to be
	included in this report in accordance with Item 1122 of Regulation AB and
	Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this
	report, except as otherwise disclosed in this report. Any material instances
	of noncompliance described in such reports have been disclosed in this report
	on Form 10-K.


In giving the certifications above, I have reasonably relied on information provided to me by The Bank of New York.


 	First Tennessee Bank National Association , as Master Servicer




 	By:  	/s/ Terry B. Renoux

Terry B. Renoux,
President, Consumer Finance
(Senior Officer of the Master Servicer in charge of Servicing)

Date: March 26, 2007









Exhibit 33.1
REPORT ON ASSESSMENT OF COMPLIANCE WITH REGULATION AB SERVICING CRITERIA


RE : First Horizon Asset Securities Inc. Home Equity Line of Credit Securitizations

1.	The management of First Tennessee Bank National Association ("FTBNA"),
	(the "Asserting Party") is responsible for assessing its compliance with
	respect to the servicing of certain mortgage loans as of and for the year
	ended December 31, 2006 (the "Reporting Period") in accordance with the
	servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB
	(the "Servicing Criteria"). The transactions covered by this report include
	home equity lines of credit ("HELOCs") sold on a servicing-retained basis
	during 2006, and HELOCs held as of December 31, 2006 for which servicing
	commenced in 2006, (the "Servicing Platform").

2.	The Asserting Party has engaged certain asserting vendors (the "Asserting
	Subcontractors") to perform   certain activities with respect to the Servicing
	Platform during the Reporting Period and the management of these Asserting
	Subcontractors has separately provided 1) assertions as to the Servicing
	Criteria applicable to such Asserting Subcontractors as set forth in Column A
	of Exhibit A, and 2) related attestations from their respective independent
	accountants.

3.	The criteria described as "N/A" on Exhibit A hereto are inapplicable to the
	Servicing Platform as it relates to this report.

4.	The Asserting Party has used the applicable Servicing Criteria to assess its
	compliance therewith and, based upon such assessment, the Asserting Party has
	complied in all material respects with the Servicing Criteria applicable to it
	as defined in Column B of Exhibit A for the Reporting Period.

5.	KPMG LLP, an independent registered public accounting firm, has issued an
	attestation report on the Asserting Party's assessment of compliance with the
	applicable Servicing Criteria for the Reporting Period.

Date:  August 2, 2007


 	First Tennessee Bank National Association




 	By:  	/s/ Terry B. Renoux

Name: Terry B. Renoux
Title: President, Consumer Finance








Exhibit A

This exhibit includes all of the Servicing Criteria. For each item of the Servicing Criteria, the Asserting Party has indicated whether such item is performed by the Asserting Party (Column B) or an Asserting Subcontractor (Column A) .

Servicing Criteria	Column A Applicable Servicing Criteria Performed by
Asserting Subcontractors	Column B Applicable Servicing Criteria Performed by
the Asserting Party
Reference	Criteria
 	General Servicing Considerations
1122(d)(1)(i)	Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.
BoNY, FHHLC (Jan. - Oct., 2006 specific to remittance wires only
X
1122(d)(1)(ii)	If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
X
1122(d)(1)(iii)	Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
N/A
1122(d)(1)(iv)	A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
X
 	Cash Collection and Administration
1122(d)(2)(i)	Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
BoNY (distribution account only)
X
1122(d)(2)(ii)	Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.
BoNY
FHHLC
(Jan. - Oct., 2006)	X
(Nov-Dec, 2006)
1122(d)(2)(iii)	Advances of funds or guarantees regarding collections, cash
flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
N/A
1122(d)(2)(iv)	The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
BoNY
X
1122(d)(2)(v)	Each custodial account is maintained at a federally insured
depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.

BoNY

X
1122(d)(2)(vi)	Unissued checks are safeguarded so as to prevent unauthorized
access.	 	N/A







1122(d)(2)(vii)	Reconciliations are prepared on a monthly basis for all
asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

BoNY
X (A, B & C, for Nov-Dec, 2006; D for Jan - Dec, 2006)
 	Investor Remittances and Reporting
1122(d)(3)(i)	Reports to investors, including those to be filed with the
Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
FHHLC (A,B & D only, Jan. - Oct, 2006)

BoNY - (A,B & C only where C is limited to edgarizing and filing)
X (A,B, & D only for Nov-Dec, 2006; C for Jan - Dec, 2006)
1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in
accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.
FHHLC (remittance to Trustee only, Jan. - Oct, 2006)

BoNY
X (remittance to Trustee only,
Nov-Dec, 2006)
1122(d)(3)(iii)	Disbursements made to an investor are posted within two
business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.
FHHLC (remittance to Trustee only, Jan. - Oct, 2006)

BoNY
X (remittance to Trustee only Nov-Dec, 2006)
1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.

FHHLC (remittance to Trustee only, Jan. - Oct, 2006)

BoNY
X (remittance to Trustee only,
Nov-Dec, 2006)
 	Pool Asset Administration
1122(d)(4)(i)	Collateral or security on mortgage loans is maintained as
required by the transaction agreements or related mortgage loan documents.
X
1122(d)(4)(ii)	Mortgage loan and related documents are safeguarded as required by the transaction agreements
X
1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.
BoNY
X
1122(d)(4)(iv)	Payments on mortgage loans, including any payoffs, made in
accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

X
1122(d)(4)(v)	The Servicer's records regarding the mortgage loans agree with the Servicer's records with respect to an obligor's unpaid principal balance.
X
1122(d)(4)(vi)	Changes with respect to the terms or status of an obligor's
mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
X








1122(d)(4)(vii)	Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

X
1122(d)(4)(viii)	Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

X
1122(d)(4)(ix)	Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan documents.
X
1122(d)(4)(x)	Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

N/A
1122(d)(4)(xi)	Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
N/A
1122(d)(4)(xii)	Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
N/A
1122(d)(4)(xiii)	Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
X
1122(d)(4)(xiv)	Delinquencies, charge-offs and uncollectible accounts are
recognized and recorded in accordance with the transaction agreements.
FHHLC (reporting to trustee only, Jan. - Oct, 2006)

BoNY
X
1122(d)(4)(xv)	Any external enhancement or other support, identified in Item
1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
BoNY








Exhibit 33.2

Management's Assertion on
Compliance with Regulation AB Criteria

ASSERTION OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

The Bank of New York and The Bank of New York Trust Company, N. A. (collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform : Publicly-issued (i.e., transaction-level reporting initially required under the
Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria : All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1)(ii), (iii),
(iv), (4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period : Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing
Criteria:

The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

The Company has assessed compliance with the Applicable Servicing Criteria.

A s of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.





Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.

The Bank of New York
The Bank of New York Trust   Company, N.A.  	 	 	The Bank of New York
The Bank of New York Trust Company, N.A.


/s/ Robert L. Griffin	 	 	/s/ Patrick J. Tadie

Robert L. Griffin
Authorized Signer
Patrick J. Tadie
Authorized Signer

March 1, 2007







Exhibit 34.1



Report of Independent Registered Public Accounting Firm


The Board of Directors
First Tennessee Bank National Association:

We have examined management's assessment, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria - First Horizon Asset Securities Inc. Home Equity Line of Credit Securitizations, that First Tennessee Bank National Association (the Asserting Party) has complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's (SEC) Regulation AB for all home equity lines of credit (HELOCs) sold on a servicing-retained basis during 2006, and HELOCs held as of December 31, 2006 for which the servicing commenced in 2006 (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(2)(iii), 1122(d)(2)(vi), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), and 1122(d)(4)(xv), which the
Asserting Party has determined are either not applicable to the activities it performs or are activities only performed by asserting subcontractors with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Asserting Party's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Asserting Party's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Asserting Party's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Asserting Party processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Asserting Party during the period covered by this report.
Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Asserting Party during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Asserting Party's compliance with the servicing criteria.

In our opinion, management's assessment that First Tennessee Bank National Association complied with the aforementioned servicing criteria is fairly stated as of and for the year ended December 31, 2006, in all material respects.



/s/ KPMG LLP


Memphis, Tennessee
March 26, 2007








Exhibit 34.2

Report of Independent Registered Public Accounting Firm


Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122
(d)(1)(ii)-(iv), and 1122 (d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase
Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP
March 1, 2007







Exhibit 35.1



SERVICER COMPLIANCE STATEMENT (ITEM 1123)


RE: First Horizon ABS Trust 2006-HE2

We, the undersigned authorized officers of First Tennessee Bank National Association (the "Servicer"), pursuant to the Sale and Servicing Agreement dated as of November 1, 2006 by and between First Horizon Asset Securities, Inc. as depositor, First Tennessee Bank National Association as master servicer, and The Bank of New York as trustee, do hereby certify that:

1. A review of the Servicer's activities during the period from November 1, 2006 and through December 31, 2006 and of the Servicer's performance under the above described servicing agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the applicable servicing agreement in all material respects throughout such period.


 	First Tennessee Bank National Association




 	By:  	/s/ Terry B. Renoux
 	Date:	3/26/07
 	Name:	Terry B. Renoux
 	Title:	President, Consumer Finance









Exhibit 99.6

AGGREGATE SCHEDULE OF PRINCIPAL AND INTEREST DISTRIBUTIONS TO NOTEHOLDERS

Class	  Interest	 Principal	 	Losses	 	Ending Balance
Note	  1,881,006.94	 4,979,392.43	 	0.00	 	350,020,607.57
Trnsf.Int 331,777.37	 0.00	 	 	0.00	 	0.00